Form 10-K
period 1996-12-31
MONEY STORE AUTO TRUST 1996-2
filed 1997-03-31
CIK 1030117

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-K
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
                  FOR THE TRANSITION PERIOD FROM          TO

                      COMMISSION FILE NUMBER 333-14075-01

      THE MONEY STORE INC. (AS REPRESENTATIVE UNDER A SALE AND SERVICING AGREEMENT DATED AS OF NOVEMBER 30, 1996 PROVIDING FOR THE ISSUANCE OF TMS AUTO
           GRANTOR TRUST, SERIES 1996-2) AND TMS AUTO HOLDINGS, INC.

                           THE MONEY STORE INC. AND
                            TMS AUTO HOLDINGS INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   NEW JERSEY                             Applied For
   ----------                             ---------------
(STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER
OF INCORPORATION OR                      IDENTIFICATION NO.)
ORGANIZATION)

2840 MORRIS AVENUE, UNION, NJ                    07083
---------------------------------------        ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES       (ZIP CODE)

                                 908-686-2000
                       ---------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                 WHICH REGISTERED
          -------------------           --------------------------
              NONE                                 NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE
                               ----------------
                               (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES  X    NO_____
                                                 -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. NOT APPLICABLE

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF
THE REGISTRANT.   NOT APPLICABLE
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF
COMMON STOCK, AS OF DECEMBER 31, 1996.     NOT APPLICABLE

THIS ANNUAL REPORT ON FORM 10-K IS FILED PURSUANT TO A REQUEST FOR NO-ACTION LETTER FORWARDED TO THE OFFICE OF CHIEF COUNSEL DIVISION OF CORPORATION FINANCING, DATED SEPTEMBER 13, 1996.

                                     PART I
                                     ------
Item 1.   BUSINESS
          --------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated September 13, 1996.

Item 2.   PROPERTIES
          ----------

          Reference is made to the Annual Compliance Certificate attached on
Exhibit 20 hereto.

          Reference is made to the Annual Statement attached on Exhibit 13 hereto.

Item 3.   LEGAL PROCEEDINGS
          -----------------

          NONE

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
          -------------------------------------------------

          None
                                 PART II
                                 -------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

          There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Securities as of January 31, 1997:

26
---

Item 6.   SELECTED FINANCIAL DATA
          -----------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated September 13, 1996.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated September 13, 1996.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          Reference is made to the Annual Compliance Certificate attached on
Exhibit 20 hereto.

          Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

          None.

                                 PART III
                                 --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated September 13, 1996.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated September 13, 1996.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          The following information is furnished as of January 31, 1997 as to each Securityholder of record of more than 5% of the Securities:

Title of Class                                    Name and Address         Amount of     % of
                                                of Beneficial Owner       Security of   Class
                                                                           Beneficial
                                                                             Owner


TMS Auto Trust, Series 1996-2, Class A-1    Chase Manhattan Bank            44,620,000      75
                                            Two Chase Manhattan
                                            4 New York Plaza, 4th Floor
                                            New York, NY 10004



                                            SSB -Custodian                  14,800,000      25
                                            Global Proxy Unit, A5NW
                                            P.O. Box 1631
                                            Boston, MA 02105-1631

TMS Auto Trust, Series 1996-2, Class A-2    Chase Manhattan Bank            21,000,000      31
                                            Two Chase Manhattan
                                            4 New York Plaza, 4th Floor
                                            New York, NY 10004


                                            Chase Manhattan/Chemical        28,000,000      42
                                            Auto Settle Department
                                            4 New York Plaza, 4th Floor
                                            New York, NY 10004

                                            NBD Bank                         6,000,000       9
                                            611 Woodward Avenue
                                            Detroit, MI 48226

                                            Smith, Barney, Harris,          10,000,000      15
                                            Upham
                                            & Co.,Inc.
                                            c/o ADP Proxy Services
                                            51 Mercedes Way
                                            Edgewood, NY 11717

TMS Auto Trust, Series 1996-2, Class A-3    Huntington National Bank           975,000      14
                                            41 South High Street
                                            Columbus, OH 43287

                                            Imperial Trust Co.                 365,000      14
                                            201 North Figueroa Street,
                                            Suite 610
                                            Los Angeles, CA 90012


Tile of Class                               Name and Address of           Amount of     % of
                                            Beneficial Owner              SEcurity of   Class
                                                                          Beneficial
                                                                          Owner


                                            SSB-Custodian                    4,665,000      67
                                            Global Proxy Unit, A5NW
                                            P.O. Box 1631
                                            Boston, MA 02105-1631
$7,000,000  6.435% Asset Backed             Huntington National Bank           975,000      14
 Certificates                               41 South High Street, 10th
                                            Floor
                                            Columbus, OH  43287
                                            Imperial Trust Co.                 365,000       5
                                            201 North Figueroa St,
                                            Suite
                                            610
                                            Los Angeles, CA  90012
                                            SSB-Custodian                    4,665,000      67
                                            Global Proxy Unit, A5NW
                                            P.O. Box 1631
                                            Boston, MA 02105-1631



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          (a)    None

          (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated September 13, 1996.

                                 PART IV
                                 -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

          1. The financial statement of Financial Security Assurance Inc. (the surety provider) contained in the annual report on form 10-k of Financial Security Assurance Holdings Ltd. for the period ended December 31, 1996 and filed with the SEC on March 24, 1997 is hereby incorporated herein by reference.

          2.   Not Applicable

          3.  Exhibits
              --------

               13.  Annual Statement

               20.  Annual Compliance Certificate

          99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

          (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated September 13, 1996.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its
behalf by the undersigned, thereto duly authorized on the    day of March, 1997.

TMS AUTO HOLDINGS INC., as Seller



BY: /s/   Marc Turtletaub
    -----------------------------
  MARC TURTLETAUB
  CHIEF EXECUTIVE OFFICER



BY: /s/   Morton Dear
   ----------------------------------
  MORTON DEAR
  EXECUTIVE VICE PRESIDENT
  CHIEF FINANCIAL OFFICER
  (PRINCIPAL FINANCIAL OFFICER)



BY: /s/   James K. Ransom
   ------------------------------
  JAMES K. RANSOM
  VICE PRESIDENT
  (PRINCIPAL ACCOUNTING OFFICER)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and
in the capacities indicated on the      day of March , 1997.



BY: /s/   J. Tom Jones
   ------------------------------
  J. TOM JONES
  PRESIDENT
  DIRECTOR



BY: /s/   Morton Dear
   ------------------------------
  MORTON DEAR
  EXECUTIVE VICE PRESIDENT
  CHIEF FINANCIAL OFFICER
  DIRECTOR



BY: /s/   William Epstein
   ------------------------------
  WILLIAM EPSTEIN
  DIRECTOR